Form 10-Q
period 1994-01-31
FERRELLGAS INC; FERRELL COMPANIES INC; ONE LIBERTY OIL CO
filed 1994-03-17
CIK 811082, 811083, 811084

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended January 31, 1994

Commission file number 33-38482

                        Ferrellgas, Inc.
                    Ferrell Companies, Inc.
                    One Liberty Oil Company

   (Exact name of registrants as specified in their charters)

Delaware                                                   73-1285864
Kansas                                                     48-0587968
Missouri                                                   43-1180681

(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Nos.)

             One Liberty Plaza, Liberty, Missouri  64068

               (Address of principal executive offices)

Registrants' telephone number, including area  code:   (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994:

Ferrellgas,  Inc. -            990 shares of $1 par value common stock
Ferrell Companies, Inc.- 2,573,100 shares of Class A common stock
                            19,277 shares of $.01 par value Class M common stock
One  Liberty Oil Company -     100 shares of $1 par value common stock

                        FERRELLGAS, INC.
                    FERRELL COMPANIES, INC.

                       TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Ferrellgas, Inc. and Subsidiaries

          Consolidated Balance Sheet -
            January 31, 1994, and July 31, 1993

          Consolidated Statement of Earnings -
            Three months ended January 31, 1994 and 1993

          Consolidated Statement of Earnings -
            Six months ended January 31, 1994 and 1993

          Consolidated Statement of Cash Flows -
            Six months ended January 31, 1994 and 1993

          Notes to Consolidated Financial Statements


          Ferrell Companies, Inc. and Subsidiaries

          Consolidated Balance Sheet -
           January 31, 1994, and July 31, 1993

          Consolidated Statement of Earnings -
            Three months ended January 31, 1994 and 1993

          Consolidated Statement of Earnings -
            Six months ended January 31, 1994 and 1993

          Consolidated Statement of Cash Flows -
            Six months ended January 31, 1994 and 1993

          Notes to Consolidated Financial Statements


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                   PART I - FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS

FERRELLGAS, INC.
(a wholly-owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands except for share data)

                                                    1/31/94      7/31/93
                      ASSETS                      (unaudited)   (audited)
Current Assets:
  Cash and cash equivalents                           $30,107    $32,706
  Short-term investments                               27,532     25,040
  Accounts and notes receivable                       102,471     52,190
  Inventories                                          40,627     23,652
  Prepaid expenses and other current assets             2,835      1,898
  Receivable from parent and affiliate                      -        916
    Total Current Assets                              203,572    136,402

  Property, plant and equipment                       297,711    303,816
  Intangible assets                                    67,816     72,537
  Investment in Class B redeemable
     common stock of parent                            36,031     36,031
  Other assets                                         21,866     21,833
  Note receivable from parent                           4,000          -
  Deferred income taxes                                     -      2,757
    Total Assets                                     $630,996   $573,376

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                    $69,571    $32,946
  Payable to parent and affiliate                         967          -
  Current portion of long-term debt                     1,604      1,766
  Accrued interest expense                             10,397     10,374
  Other current liabilities                            18,015     16,908
    Total Current Liabilities                         100,554     61,994

  Long-term debt                                      488,841    489,589
  Other liabilities                                    10,154     10,434
  Deferred income taxes                                 6,045          -

Stockholder's Equity:
  Common stock, one dollar par value;
  10,000 shares authorized; 990 shares
  issued and outstanding                                    1          1
  Additional paid-in capital                           32,863     32,863
  Accumulated deficit                                 (7,462)   (21,505)
    Total Stockholder's Equity                         25,402     11,359
    Total Liabilities and Stockholder's Equity       $630,996   $573,376

                      See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)



                                           For the three months ended
                                           January 31,     January 31,
                                             1994            1993
                                                           (as restated)
Revenues:
  Gas liquids and related product sales    $185,835        $182,243
  Other                                       8,087           9,256
    Total Revenues                          193,922         191,499

Costs and expenses:
  Cost of product sold                       95,464         102,868
  Operating                                  40,649          38,143
  Depreciation and amortization               7,255           7,771
  General and administrative                  3,555           2,313
  Vehicle leases                              1,039           1,218
    Total costs and expenses                147,962         152,313

Operating income                             45,960          39,186

  Loss on disposal of assets                  (196)            (82)
  Interest income                               934             685
  Interest expense                         (14,917)        (15,068)

  Earnings before income taxes               31,781          24,721

  Income tax expense                         12,201           9,396
Net earnings                                $19,580         $15,325

                   See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)



                                        For the six months ended
                                        January 31,   January 31,
                                            1994          1993
                                                     (as restated)
Revenues:
  Gas liquids and related product sales    $289,795        $292,172
  Other                                      14,341          15,824
    Total Revenues                          304,136         307,996

Costs and expenses:
  Cost of product sold                      155,979         169,686
  Operating                                  73,926          72,296
  Depreciation and amortization              14,778          15,637
  General and administrative                  5,872           4,957
  Vehicle leases                              2,144           2,411
    Total costs and expenses                252,699         264,987

Operating income                             51,437          43,009

  Loss on disposal of assets                  (410)           (519)
  Interest income                             1,693           1,408
  Interest expense                         (29,824)        (30,089)

  Earnings before income taxes               22,896          13,809

  Income tax expense                          8,853           5,431
Net earnings                                $14,043          $8,378

                   See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

                                                        For the six months en
                                                        January 31,   January 31,
                                                           1994           1993
                                                                      (as restated)
Cash Flows From Operating Activities:
 Net earnings                                               $14,043          $8,378
 Reconciliation of net earnings to
  net cash from operating activities:
  Depreciation and amortization                              14,778          15,637
  Other                                                       2,604           3,010
  Increase in assets:
    Accounts and notes receivable                          (50,888)        (34,987)
    Inventories                                            (16,975)         (9,522)
    Prepaid expenses and other current assets                 (937)           (685)
  Increase (decrease) in liabilities:
    Accounts payable                                         36,625          10,288
    Accrued interest expense                                     23            (80)
    Other current liabilities                                   978             674
    Other liabilities                                           119             334
    Deferred income taxes                                     8,802           5,161
      Net cash provided (used) by operating activities        9,172         (1,792)

Cash Flows From Investing Activities:
 Net short-term investment activity                         (2,492)          19,208
 Capital expenditures                                       (4,910)         (7,875)
 Proceeds from asset sales                                      425           1,526
 Additions to intangibles                                      (12)               -
 Net additions to other assets                                 (10)               -
      Net cash provided (used) by investing activities      (6,999)          12,859

Cash Flows From Financing Activities:
 Reductions to long-term debt                               (1,135)         (1,397)
 Additions to financing costs                                  (53)             (7)
 Reacquisition of Class B redeemable common stock                 -         (1,351)
 Net advances to related party                              (1,467)            (42)
 Net advances to parent and affiliates                      (2,117)           (283)
      Net cash used by financing activities                 (4,772)         (3,080)

Increase (Decrease) in Cash & Cash Equivalents              (2,599)           7,987
Cash and cash equivalents - beginning of year                32,706          27,959
Cash and Cash Equivalents - End of Period                   $30,107         $35,946

                                See notes to consolidated financial statements.

                      FERRELLGAS, INC.
                (a wholly-owned subsidiary of
                  Ferrell Companies, Inc.)
                      AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE SIX MONTHS ENDED JANUARY 31, 1994 AND 1993
                         (unaudited)


A.   Reference  should  be  made to the  Notes to Financial
     Statements for the fiscal years ending July 31, 1993, 1992 and 1991, included in the Company's annual financial statements in Form 10-K (Commission File No.
     33-38482) filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1994 and 1993, are not necessarily indicative of the results to be expected for a full year.

D. The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate principally to the purchase price allocations for an acquisition made during 1987. The IRS has proposed to disallow $61 million of deductions taken or to be taken for depreciation of customer tanks for which the Company asserts the methods and principles used during the valuation of the customer tanks are defensible. Also, the IRS has proposed to disallow $90 million of deductions for amortization of customer relationships taken or to be taken on the Company's consolidated income tax returns. On April 20, 1993, the United States Supreme Court held in Newark Morning Ledger v. United States that a taxpayer may amortize customer based intangibles if that taxpayer can prove such intangibles are capable of being valued and the value diminishes over time. The Company contends it has met this burden of proof and feels this recent Supreme Court decision supports the positions taken during the Company's allocation of purchase price to customer relationships. The Company intends to vigorously defend against these proposed adjustments and is in the process of protesting these adjustments through the appeals process of the IRS. At this time, it is not possible to determine the ultimate resolution of this matter.


E. In its previously issued consolidated financial statements, the Company did not record the compensation expense related to the Ferrell Companies, Inc. Long-Term Incentive Plan (the "Plan"). Such charges (credits) and the resulting liability were previously recorded by Ferrell Companies, Inc. ("Ferrell"). The 1993 consolidated financial statements have been restated to reflect compensation charges (credits), net of income taxes, pursuant to the Plan and any corresponding capital transaction with Ferrell. The following is a summary of the principal effects of the restatement:

                                Three months ended     Six months ended
                                 January 31, 1993      January 31, 1993
                                   As                    As
                               Previously     As     Previously     As
                                Reported   Restated   Reported   Restated
Summary of operations:
  Interest income                $   741   $   685     $ 1,518    $ 1,408
  Earnings before income taxes    24,777    24,721      13,919     13,809
  Income tax expense               9,417     9,396       5,473      5,431
  Net earnings                    15,360    15,325       8,446      8,378


FERRELL COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands except for share data)

                                                     1/31/94     7/31/93
                      ASSETS                       (unaudited)  (audited)
Current Assets:
  Cash and cash equivalents                            $32,586    $32,914
  Short-term investments                                27,532     25,040
  Accounts and notes receivable                        103,026     52,864
  Inventories                                           40,627     23,652
  Prepaid expenses and other current assets              2,862      1,903
    Total Current Assets                               206,633    136,373

  Property, plant and equipment                        297,762    303,867
  Intangible assets                                     67,816     72,537
  Other assets                                          22,901     22,877
  Deferred income taxes                                      -      2,421
    Total Assets                                      $595,112   $538,075


    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                     $69,571    $32,946
  Current portion of long-term debt                      1,604      1,951
  Accrued interest expense                              10,397     10,374
  Other current liabilities                             18,015     17,533
    Total Current Liabilities                           99,587     62,804

  Long-term debt                                       488,841    489,589
  Other liabilities                                     12,915     12,180
  Deferred income taxes                                  6,294          -

Stockholders' Deficit:
  Class A common stock, no par value;
    3,550,000 shares authorized;
    2,573,100 shares issued and outstanding                211        211
  Class M common stock, $.01 par value;
    30,000 shares authorized;
    19,277 shares issued and outstanding                     -          -
  Additional paid-in capital                               899        826
  Accumulated deficit                                 (13,635)   (27,535)
    Total Stockholders' Deficit                       (12,525)   (26,498)
    Total Liabilities and Stockholders' Deficit       $595,112   $538,075

                        See notes to consolidated financial statements.

FERRELL COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands except per share data)
(unaudited)

                                       For the three months ended
                                        January 31,   January 31,
                                            1994          1993
                                                     (as restated)
Revenues:
  Gas liquids and related product sales    $185,835       $182,243
  Other                                       8,087          9,260
    Total Revenues                          193,922        191,503

Costs and expenses:
  Cost of product sold                       95,464        102,868
  Operating                                  40,649         38,143
  Depreciation and amortization               7,255          7,771
  General and administrative                  3,667          2,388
  Vehicle leases                              1,039          1,218
    Total costs and expenses                148,074        152,388

Operating income:                            45,848         39,115

  Loss on disposal of assets                  (196)           (82)
  Interest income                               908            732
  Interest expense                         (14,916)       (15,033)

  Earnings before income taxes               31,644         24,732

  Income tax expense                         12,150          9,399
Net earnings                                $19,494        $15,333

Net earnings per common share                 $7.51          $5.79
<F>
                   See notes to consolidated financial statements.
</F>

FERRELL COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)

                                        For the six months ended
                                        January 31,   January 31,
                                            1994          1993
                                                     (as restated)
Revenues:
  Gas liquids and related product sales    $289,795       $292,172
  Other                                      14,344         15,830
    Total Revenues                          304,139        308,002

Costs and expenses:
  Cost of product sold                      155,979        169,686
  Operating                                  73,926         72,296
  Depreciation and amortization              14,778         15,637
  General and administrative                  6,088          5,139
  Vehicle leases                              2,144          2,411
    Total costs and expenses                252,915        265,169

Operating income:                            51,224         42,833

  Loss on disposal of assets                  (410)          (519)
  Interest income                             1,677          1,515
  Interest expense                         (29,825)       (30,019)

  Earnings before income taxes               22,666         13,810

  Income tax expense                          8,766          5,431
Net earnings                                $13,900         $8,379

Net earnings per common share                 $5.35          $3.17
<F>
                   See notes to consolidated financial statements.
</F>

FERRELL COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

                                                        For the six months ended
                                                       January 31,    January 31,
                                                           1994           1993
                                                                     (as restated)
Cash Flows From Operating Activities:
 Net earnings                                               $13,900           $8,379
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                              14,778           15,637
  Other                                                       2,604            3,010
  Decrease (increase) in assets:
    Accounts and notes receivable                          (50,769)         (34,983)
    Inventories                                            (16,975)          (9,522)
    Prepaid expenses and other current assets                 (959)              811
  Increase (decrease) in liabilities:
    Accounts payable                                         36,625           10,288
    Accrued interest expense                                     23            (157)
    Other current liabilities                                   353              674
    Other liabilities                                         1,134          (1,793)
    Deferred income taxes                                     8,715            5,160
      Net cash provided (used) by operating activities        9,429          (2,496)

Cash Flows From Investing Activities:
 Net short-term investment activity                         (2,492)           19,208
Capital expenditures                                        (4,910)          (7,875)
 Proceeds from asset sales                                      425            1,526
 Additions to intangibles                                      (12)                -
 Net reductions (additions) to other assets                     (1)               28
      Net cash provided (used) by investing activities      (6,990)           12,887

Cash Flows From Financing Activities:
 Reductions to long-term debt                               (1,320)          (1,412)
 Additions to financing costs                                  (53)              (7)
 Reacquisition of Class B redeemable common stock                 -          (1,453)
 Proceeds from issuance of Class M common stock                  76              454
 Reacquisition of Class M common stock                          (3)             (29)
 Net advances to related party                              (1,467)             (42)
      Net cash used by financing activities                 (2,767)          (2,489)

Increase (decrease) in Cash & Cash Equivalents                (328)            7,902
 Cash and cash equivalents - beginning of year               32,914           28,151
Cash and Cash Equivalents - End of Period                   $32,586          $36,053

                             See notes to consolidated financial statements.

                     FERRELL COMPANIES, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JANUARY 31, 1994 AND 1993
                           (unaudited)


A.   Reference should be made to the Notes to Consolidated
     Financial Statements for the fiscal years ending July
     31, 1993, 1992 and 1991, included in the Company's annual financial statements in Form 10-K (Commission
     File No. 33-38482) filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1994 and 1993, are not necessarily indicative of the results to be expected for a full year.

D. The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate principally to the purchase price allocations for an acquisition made during 1987. The IRS has proposed to disallow $61 million of deductions taken or to be taken for depreciation of customer tanks for which the Company asserts the methods and principles used during the valuation of the customer tanks are defensible. Also, the IRS has proposed to disallow $90 million of deductions for amortization of customer relationships taken or to be taken on the Company's consolidated income tax returns. On April 20, 1993, the United States Supreme Court held in Newark Morning Ledger v. United States that a taxpayer may amortize customer based intangibles if that taxpayer can prove such intangibles are capable of being valued and the value diminishes over time. The Company contends it has met this burden of proof and feels this recent Supreme Court decision supports the positions taken during the Company's allocation of purchase price to customer relationships. The Company intends to vigorously defend against these proposed adjustments and is in the process of protesting these adjustments through the appeals process of the IRS. At this time, it is not possible to determine the ultimate resolution of this matter.

E. Ferrell has determined that the estimated value of the Ferrell Companies, Inc. Long-Term Incentive Plan and the corresponding compensation expense recorded in its previously issued 1993 consolidated financial statements were understated. Accordingly, the consolidated financial statements for 1993 have been restated. The following is a summary of the principal effects of the restatement:

                              Three months ended      Six months ended
                               January 31, 1993       January 31, 1993
                                As                     As
                            Previously      As     Previously      As
                             Reported    Restated   Reported    Restated
  Summary of operations:
    Costs and expenses       $151,464   $152,388    $264,245    $265,169
    Operating income           40,039     39,115      43,757      42,833
    Income tax expense          9,750      9,399       5,782       5,431
    Net earnings               15,906     15,333       8,952       8,371
    Net earnings per share      $6.00      $5.79       $3.38       $3.17


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

        The  following  is  a discussion of  the  historical
financial condition and results of operations of Ferrellgas,
Inc.  and  its  subsidiaries  (the  "Company")  and  Ferrell
Companies,  Inc.  and  its  subsidiaries  ("Ferrell").   The
discussion should be read in conjunction with the  financial statements and the notes thereto included elsewhere in  this
Form 10-Q.

    In   its   previously   issued  consolidated   financial
statements,  the  Company  did not record  the  compensation expense  related  to the Ferrell Companies,  Inc.  Long-Term
Incentive Plan (the "Plan").  Such charges (credits) and the resulting  liabilities were previously recorded by  Ferrell.
The   accompanying  consolidated  financial  statements  are
restated to reflect compensation charges (credits),  net  of income  taxes,  pursuant to the Plan and  any  corresponding capital  transaction with Ferrell.  The effects of recording the adjustments by Ferrellgas are reflected in the following discussions of the Company's historical financial  condition and results of operations.

Results of Operations - the Company

   The  propane  industry is seasonal in  nature  with  peak
activity  during the winter months.  Due to the  seasonality of the business, results of operations for the three and six
months   ended   January  31,  1994,  are  not   necessarily
indicative  of the results to be expected for a  full  year.
Other  factors  affecting the results of operations  include competitive  conditions, demand for product,  variations  in weather and fluctuations in propane prices.

Three Months Ended January 31, 1994 vs. January 31, 1993

    Total  Revenues.   Total  revenues  increased  1.3%   to
$193,922,000  as compared with $191,499,000  for  the  prior period. The increase is attributable to revenues from retail operations increasing 4.3% to $172,175,000, offset by  other
operations   (net  trading  operations,  wholesale   propane
marketing  and  chemical  feedstocks  marketing)  decreasing
17.5% to $21,747,000.

   The  increase in revenues from retail operations resulted
primarily  from an increase in sales volume  due  to  cooler temperatures in the primary heating months than  that  which existed  in  the prior period.  The volume of gallons  sold, excluding  acquisitions, increased revenues  by  $7,874,000.
Fiscal year 1994 and 1993 acquisitions increased revenues by
$1,009,000.   These  increases are offset  by  a  $2,046,000
decrease in sales price due to lower product costs.

   The decrease in other operations revenue is attributable to i) wholesale propane marketing's reduced grain drying volumes and decreased product costs and ii) decreased net trading results due to reduced market volatility relative to the prior period.

  Gross Profit.  Gross profit increased 11.1% to $98,458,000
as   compared  with  $88,631,000,  for  the  prior   period,
primarily  due to an increase in retail operations.   Retail
operations  gross  profit improved due  to  increased  sales volume as discussed previously and to margin increases as  a result of favorable changes in the competitive pressures  of the  industry  and  normal  fluctuations  in  the  Company's product  mix. These increases were offset by a  decrease  in
net   trading  results  due  to  reduced  market  volatility
relative to the prior period.

   Operating Expense.  Operating expenses increased 6.6%  to
$40,649,000 as compared with $38,143,000, for the prior period, primarily due to i) increased accrued incentive compensation expense, ii) increased vehicle expenses due to the increased sales volume and iii) general increases in the cost of doing business. These increases are primarily offset by a decrease in general liability expense and a decrease in bad debt expense.

    General   and  Administrative  Expenses.   General   and
administrative  expenses increased 53.7%  to  $3,555,000  as compared  with  $2,313,000  for  the  prior  period  due  to
increased  accrued  incentive  compensation  expense.   This
increase was  primarily  offset by a reduction in facilities rent due to the purchase of the Liberty, Missouri, corporate offices  in  the  second and third quarters of  fiscal  year
1993.

    Depreciation  and  Amortization.   Depreciation  expense
decreased 6.6% to $7,255,000 as compared with $7,771,000 for the  prior period due primarily to extending the useful life of the Company's vehicles beyond the depreciable life and to the reduction in the number of Company owned vehicles.

  Net Interest Expense. Net interest expense decreased 2.8% to $13,983,000 as compared with $14,383,000 for the prior period due to the repurchase of $10,500,000 of senior notes in the fourth quarter of fiscal year 1993 offset by increased non-cash amortization of financing costs.

  Net Earnings. Net earnings increased 27.8% to $19,580,000 as compared with $15,325,000 for the prior period primarily due to the increase in retail operations sales volume and margins offset by increased operating and general and administrative expenses.

Six Months Ended January 31, 1994 vs. January 31, 1993

    Total  Revenues.   Total  revenues  decreased  1.3%   to
$304,136,000  as compared with $307,996,000  for  the  prior period.  The  overall decrease is attributable  to  revenues from  other  operations  (net trading operations,  wholesale
propane   marketing   and  chemical  feedstocks   marketing)
decreasing  22.6%  to $38,612,000 offset  by  revenues  from retail operations increasing 2.9% to $265,524,000.

   The decrease in other operations revenue is primarily due
to  increased  sales  of chemical feedstocks  in  the  prior
period.   Due  to prior period storage limitations  chemical
feedstocks  marketing sold product that was  designated  for
storage.   Additional  decreases are  the  result  of  lower
product  costs for chemical feedstocks and wholesale propane marketing and decreased net trading results  due  to reduced market volatility relative to the prior period.

   The  increase  in  revenues  from  retail  operations  is
primarily  due to an increase in sales volume due to  cooler temperatures in the primary heating months than  that  which existed  in  the prior period.  The volume of gallons  sold, excluding  acquisitions, increased revenues  by  $5,995,000.
Fiscal year 1994 and 1993 acquisitions increased revenues by
$1,153,000.  These  increases  are  offset  by  a   $241,000
decrease in sales price due to lower product costs.

  Gross Profit.  Gross profit increased 7.1% to $148,157,000
as   compared  with  $138,310,000  for  the  prior   period,
primarily  due to an increase in retail operations.   Retail
operations results improved due to increased sales volume as discussed previously and to margin increases as a result  of favorable  changes  in  the  competitive  pressures  of  the industry and to normal fluctuations in the Company's product mix. These increases are offset by a decrease in net trading results  due  to reduced market volatility relative  to  the prior period.

   Operating Expense.  Operating expenses increased 2.3%  to
$73,926,000 as compared with $72,296,000, for the prior period, primarily due to i) increased accrued incentive compensation expense, ii) increased vehicle expenses due to the increased sales volume and iii) general increases in the cost of doing business. These increases are primarily offset by a decrease in general liability expense and a decrease in bad debt expense.

    General   and  Administrative  Expenses.   General   and
administrative  expenses increased 18.5%  to  $5,872,000  as compared  with  $4,957,000  for  the  prior  period  due  to
increased  accrued  incentive  compensation  expense.    This
increase  was  primarily offset by a reduction in facilities rent due to the purchase of the Liberty, Missouri, corporate offices  in  the  second and third quarters of  fiscal  year
1993.

    Depreciation  and  Amortization.   Depreciation  expense
decreased  5.5% to $14,778,000 as compared with  $15,637,000 for the prior period due primarily to extending the life  of the  Company's vehicles beyond the depreciable life  and  to the reduction in the number of Company owned vehicles.

  Net Interest Expense. Net interest expense decreased 1.9% to $28,131,000 as compared with $28,681,000 for the prior period due to the repurchase of $10,500,000 of senior notes in the fourth quarter of fiscal year 1993 offset by increased non-cash amortization of financing costs.

  Net Earnings. Net earnings increased 67.6% to $14,043,000 as compared with $8,378,000 for the prior period primarily due to the increase in retail operations sales volume and margins offset by increased operating and general and administrative expenses.

Liquidity and Capital Resources - the Company

  The ability of the Company to satisfy its obligations will be  dependent upon future performance, which will be subject
to   prevailing  economic  conditions  and  too   financial,
business,  weather  conditions and other  factors,  many  of which are beyond its control.

   For  the six months ended January 31, 1994, the Company's
cash  flow  provided by operations (as measured by operating
income    before   depreciation   and   amortization)    was
$66,215,000,  which  was sufficient  to  (i)  make  interest payments  and required reductions to existing debt and  (ii)
make  purchases of property, plant and equipment.  Over  the
next   twelve   months  the  Company  expects  to   generate
sufficient cash from operations to meet its obligations.

   Cash  Flows From Operating Activities.  Cash provided  by
operating  activities increased to $9,172,000  for  the  six months ended January 31, 1994, as compared with ($1,792,000)
for   the   prior  period.   This  increase   is   primarily
attributable  to  an increase in net earnings  and  accounts
payable  offset  by  an  increase  in  accounts  and   notes
receivable and inventory.

   Cash  Flows  From Investing Activities.  During  the  six
months  ended  January 31, 1994, the Company made  property, plant and equipment and intangible aggregate expenditures of
$4,992,000.   Total  capital  expenditures  are  essentially
governed  by  the  cash  interest coverage  ratio  covenants contained  in the various debt agreements.  These  covenants limit capital expenditures depending upon the amount of cash flow  and cash interest expense of the Company.  The Company believes that such limitations will not adversely impact the
Company if normal operating results are achieved.

   The  Company  maintains  its vehicle  and  transportation
equipment fleet by leasing light and medium duty trucks  and
tractors.   The Company believes vehicle leasing is  a  cost
effective  method  for  financing transportation  equipment.
Capital requirements for repair and maintenance of property, plant  and  equipment are relatively low since technological change is limited and the useful lives of propane tanks  and cylinders,  the  Company's principal  physical  assets,  are generally long.

   The  Company invests in United States Treasury Bills  and
corporate commercial paper. The maturities as of January 31,
1994  range from one to nine months.  These investments  are
presented   as  short-term  investments  in  the   Company's
consolidated   financial  statements.   The   Company   will
maintain   this  investment  strategy  in  the   future   by
continuing  to invest idle cash in investment  grade  short-
term investments with maturities of less than one year.

   Cash  Flows From Financing Activities.  Cash provided  by
operating activities is expected to continue to provide  all
of   the   funding  necessary  for  the  Company's   capital
expenditures.

   The Company has a $50,000,000 bank credit facility that provides for a working capital facility and a letter of credit facility. The facilities terminate July 31, 1995.
At January 31, 1994, there were no borrowings outstanding under the working capital facility and letters of credit outstanding under the letter of credit facility, which are primarily used to secure obligations under certain insurance and leasing arrangements, totaled $44,009,000, resulting in an available bank credit facility of $5,991,000.

   The Company does not have any significant commitments for
fixed    asset   acquisitions,   unusual   working   capital
commitments or contingent liabilities that might  materially affect short-term or long-term liquidity.  Future short-term capital needs of the Company are expected to be provided  by future operations and existing cash balances.

  The Company is required to make significant debt principal reductions when the senior notes mature August 1, 1996. The
Company believes that it will be able to refinance or extend the terms of the senior notes, if necessary.

Results  of  Operations, Liquidity and Capital  Resources  -
Ferrell

      Virtually all of Ferrell's operating activities  occur
through   its  subsidiaries.   Ferrell's  principal   assets
consist almost entirely of its ownership of the stock of its
subsidiaries.   The  results  of Ferrell's  operations  are,
therefore,  largely determined by the results of  operations
of  its principal operating subsidiary, the Company  .   See
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS as it relates to the Company.

  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES.
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           The  exhibits listed on the accompanying  Exhibit
           Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.

     (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the six months ended January 31, 1994.

                           SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   Ferrellgas, Inc.
                                   Ferrell Companies, Inc.
                                   One Liberty Oil Company
                                   (Registrants)



Date:       March 17, 1994      By  Danley K. Sheldon
                                    Chief Financial Officer
                                    and Assistant Secretary
                                    (Principal Financial and
                                     Accounting Officer)



                         EXHIBIT INDEX
Exhibit No.              Description
  *  4.1  Purchase Agreement, dated as of
          July 1, 1990, among the Company, Ferrell, Liberty Oil
          and the purchasers of the Senior Notes, and a list of
          the Exhibits thereto.

  *  4.2  Indenture, dated as of July 1,
          1990, among the Company, Ferrell, Liberty Oil and
          State Street Bank and Trust Company of Connecticut,
          N.A., as Trustee (which includes the form of Note as Exhibit A).

  * 4.3 First Supplemental Indenture, dated as of December 20, 1990, among the Company, Ferrell,
          Liberty Oil and State Street Bank and Trust Company of Connecticut, N.A., as Trustee.

  *  4.4  Second Supplemental Indenture,
          dated as of February 28, 1991, among the Company, Ferrell, Liberty Oil and State Street Bank and Trust
          Company of Connecticut, N.A., as Trustee.

  * 4.5 Third Supplemental Indenture, dated as of March 20, 1991, among the Company, Ferrell,
          Liberty Oil and State Street Bank and Trust Company of Connecticut, N.A., as Trustee.

*** 4.6 Fourth Supplemental Indenture, dated as of December 12, 1991, among the Company, Ferrell, Liberty Oil and State Street Bank and Trust
          Company of Connecticut, N.A., as Trustee.

***  4.7  Form of $250,000,000 11 5/8% Senior
          Subordinated Debenture Indenture due 2003, dated as of December 1, 1991, between the Company and Norwest
          Bank Minnesota, National Association, as Trustee.

 ** 4.8 Fifth Supplemental Indenture, dated as of March 8, 1993, among the Company, Ferrell,
          Liberty Oil and State Street Bank and Trust Copany of
          Connecticut, N.A., as Trustee.  (Series A Floating,
          Series B Fixed.)

 ** 4.9 Sixth Supplemental Indenture, dated as of October 19, 1993, among the Company, Ferrell,
          Liberty Oil and State Street Bank and Trust Company of Connecticut, N.A., as Trustee. (Series A
          Floating, Series B Fixed.)

      11  Statement regarding computation of
          per share earnings.

 ** 24.1  Consent of Smith, Gill, Fisher &
          Butts, a Professional Corporation.

 ** 24.2  Consent of Deloitte & Touche.

  * 24.3  Consent of Kevin K. Nunnick &
          Associates, Inc.

       * Previously filed as an exhibit to the Company's and the Guarantors' Registration Statement on Form S-1
     (Commission File No. 33-38482) and incorporated herein by reference.

       ** Previously filed as an Exhibit to the Company's and the Guarantors' Registration Statement on Form S-1
     (Commission File No. 33-39932) and incorporated herein by reference.

***   Previously  filed as an Exhibit  to  the  Company's
      Registration Statement on Form  S-1  (Commission  File
      No.  33-43727)   and incorporated herein by reference.


FERRELL COMPANIES, INC. AND SUBSIDIARIES                        EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1994 AND 1993
(in thousands except per share data)
(unaudited)

                                                        January 31, 1993
                                  January 31, 1994        (as restated)
                                   Three       Six      Three        Six
                                   Months     Months    Months      Months
                                   Ended      Ended     Ended       Ended
Net Earnings Per Common Share
Net earnings                     $19,494    $13,900    $15,333    $8,379

Weighted average common
  stock equivalent                 2,596      2,596      2,647     2,647

Net earnings per common share      $7.51      $5.35      $5.79     $3.17


Common Stock Equivalents
Class A Common Stock               2,573      2,573      2,573     2,573
Class B Common Stock                   - A)       - A)      55        59
Class M Common Stock                  19         19         19        15
Unexercised Class M Options            4          4          - B)      - B)
Weighted Average Common
  Stock Equivalents                2,596      2,596      2,647     2,647

    A) The final outstanding Class B redeemable common stock shares were purchased by Ferrellgas in the third quarter of fiscal year 1993.

    B) Inclusion of Class M options would be antidilutive.
