Form 10-Q
period 1994-04-30
FERRELLGAS INC; FERRELL COMPANIES INC; ONE LIBERTY OIL CO
filed 1994-06-07
CIK 811082, 811083, 811084

FORM 10-Q

	       SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended April 30, 1994

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

Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994:

Ferrellgas,  Inc. -            990 shares of $1 par value common stock
Ferrell Companies, Inc.- 2,573,100 shares of Class A common stock
                      		    15,490 shares of $.01 par value Class M common stock
One  Liberty Oil Company -     100 shares of $1 par value common stock

      			FERRELLGAS, INC.
		    FERRELL COMPANIES, INC.


		       TABLE OF CONTENTS


		 PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Ferrellgas, Inc. and Subsidiaries
	  Consolidated Balance Sheet -
	    April 30, 1994, and July 31, 1993

	  Consolidated Statement of Earnings -
	    Three months ended April 30, 1994 and 1993

	  Consolidated Statement of Earnings -
	    Nine months ended April 30, 1994 and 1993

	  Consolidated Statement of Cash Flows -
	    Nine months ended April 30, 1994 and 1993

	  Notes to Consolidated Financial Statements


Ferrell Companies, Inc. and Subsidiaries
	  Consolidated Balance Sheet -
	    April 30, 1994, and July 31, 1993

	  Consolidated Statement of Earnings -
	    Three months ended April 30, 1994 and 1993

	  Consolidated Statement of Earnings -
	    Nine months ended April 30, 1994 and 1993

	  Consolidated Statement of Cash Flows -
	    Nine months ended April 30, 1994 and 1993

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

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



PART I - FINANCIAL INFORMATION
	  ITEM 1.  FINANCIAL STATEMENTS

FERRELLGAS, INC.
(a wholly-owned subsidiary of
Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands except for share data)
                                         		  				    April 30,    July 31,
                                           						      1994         1993
		      ASSETS                                      (unaudited)   (audited)
Current Assets:
  Cash and cash equivalents                           $58,806     $32,706
  Short-term investments                               29,345      25,040
  Accounts and notes receivable                        55,869      52,190
  Inventories                                          29,781      23,652
  Prepaid expenses and other current assets             3,272       1,898
  Receivable from parent and affiliate                      -         916
    Total Current Assets                              177,073     136,402

  Property, plant and equipment                       295,423     303,816
  Intangible assets                                    65,569      72,537
  Investment in Class B redeemable
     common stock of parent                            36,031      36,031
  Other assets                                         22,017      21,833
  Note receivable from parent                           4,000           -
  Deferred income taxes                                     -       2,757
    Total Assets                                     $600,113    $573,376

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                    $34,266     $32,946
  Payable to parent and affiliate                          91           -
  Current portion of long-term debt                     1,486       1,766
  Accrued interest expense                             17,237      10,374
  Other current liabilities                            19,829      16,908
    Total Current Liabilities                          72,909      61,994

  Long-term debt                                      476,471     489,589
  Other liabilities                                    10,534      10,434
  Deferred income taxes                                 9,351           -

Stockholder's Equity:
  Common stock, one dollar par value;
  10,000 shares authorized; 990 shares issued               1           1
  Additional paid-in capital                           32,863      32,863
  Accumulated deficit                                  (2,016)    (21,505)
    Total Stockholder's Equity                         30,848      11,359
    Total Liabilities and Stockholder's Equity       $600,113    $573,376

See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of
Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)
                                 					  For the three months ended
                                  					   April 30,     April 30,
                                   					     1994          1993
                                         						       (as restated)
Revenues:
  Gas liquids and related product sales    $140,606      $156,097
  Other                                       5,735         4,209
    Total Revenues                          146,341       160,306

Costs and expenses:
  Cost of product sold                       73,347        87,050
  Operating                                  38,761        40,257
  Depreciation and amortization               6,910         7,601
  General and administrative                  2,256         2,428
  Vehicle leases                              1,059         1,271
    Total costs and expenses                122,333       138,607

Operating income                             24,008        21,699

  Loss on disposal of assets                  (478)         (428)
  Interest income                            1,098           925
  Interest expense                         (14,409)      (14,967)
  Earnings before income taxes
     and extraordinary loss                  10,219         7,229

  Income tax expense                          3,906         2,822
  Earnings before extraordinary loss          6,313         4,407

Loss on early extinguishment of
     debt, net of $531 tax benefit              867             -

Net earnings                                 $5,446        $4,407

See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of
Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)
                                   					  For the nine months ended
                                    					   April 30,    April 30,
                                     					     1994         1993
                                           						      (as restated)
Revenues:
  Gas liquids and related product sales    $430,401      $448,269
  Other                                      20,076        20,033
    Total Revenues                          450,477       468,302

Costs and expenses:
  Cost of product sold                      229,326       256,736
  Operating                                 112,687       112,553
  Depreciation and amortization              21,688        23,238
  General and administrative                  8,128         7,385
  Vehicle leases                              3,203         3,682
    Total costs and expenses                375,032       403,594

Operating income                             75,445        64,708

  Loss on disposal of assets                  (888)         (947)
  Interest income                            2,791         2,333
  Interest expense                         (44,233)      (45,056)
  Earnings before income taxes
     and extraordinary loss                  33,115        21,038

  Income tax expense                         12,759         8,253
  Earnings before extraordinary loss         20,356        12,785

Loss on early extinguishment of
     debt, net of $531 tax benefit              867             -

Net earnings                                $19,489       $12,785

See notes to consolidated financial statements.

FERRELLGAS, INC.
(a wholly-owned subsidiary of
Ferrell Companies, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
					                                          For the nine months ended
                                   					       April 30,     April 30,
                                         						  1994          1993
                                                  							   (as restated)
Cash Flows From Operating Activities:
 Earnings before extraordinary loss             $20,356        $12,785
 Reconciliation of earnings to net
  cash from operating activities:
  Depreciation and amortization                  21,688         23,238
  Other                                           4,127          4,664
  Decrease (increase) in assets:
   Accounts and notes receivable                 (4,610)        (4,023)
   Inventories                                   (6,129)        13,730
   Prepaid expenses and other current assets     (1,374)           206
Increase (decrease) in liabilities:
    Accounts payable                              1,320        (23,323)
    Other current liabilities                    10,278         11,959
    Other liabilities                               (49)           151
    Deferred income taxes                        12,639          7,694
Net cash provided by operating activities        58,246         47,081

Cash Flows From Investing Activities:
 Net short-term investment activity              (4,305)       (25,894)
 Capital expenditures                            (8,330)       (11,816)
 Proceeds from asset sales                          643          1,670
 Additions to intangibles                           (62)            (1)
 Net additions to other assets                     (271)            (2)
      Net cash used by investing activities     (12,325)       (36,043)

Cash Flows From Financing Activities:
 Reductions to long-term debt                   (13,336)        (1,863)
 Additional payments to retire debt              (1,190)             -
 Additions to financing costs                       (53)           (24)
 Reacquisition of Class B redeemable
    common stock                                      -         (3,218)
 Net advances to related party                   (2,249)           585
 Net advances to parent and affiliates           (2,993)          (274)
      Net cash used by financing activities     (19,821)        (4,794)

Increase in Cash & Cash Equivalents              26,100          6,244
Cash and cash equivalents - beginning of year    32,706         27,959
Cash and Cash Equivalents - End of Period       $58,806        $34,203

See notes to consolidated financial statements.

[FN]

FERRELLGAS, INC.
(a wholly-owned subsidiary of
Ferrell Companies, Inc.)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 1994 AND 1993
(unaudited)

A. Reference should be made to the Notes to Financial Statements for the fiscal years ending July 31, 1993, 1992 and 1991, included in the Ferrellgas, Inc. and subsidiaries (the "Company") annual financial statements on Form 10-K (Commission File No. 33-38482) filed with the SEC.

B. Ferrellgas Partners, L.P. (the "Partnership"), was formed, April 19, 1994, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of the Company. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership's activities will be conducted through a subsidiary operating partnership, Ferrellgas, L.P. (the "Operating Partnership"). The Company will convey substantially all of its assets to the Partnership (excluding cash, payables to or receivables from affiliates and Ferrell Companies, Inc. ("Ferrell") and an investment in the Class B Stock of Ferrell) and all liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The Partnership has not commenced operations.

     The Partnership intends to publicly offer 13,100,000 Common Units, representing limited partner interests in the Partnership, to third parties and to concurrently issue Common Units, Subordinated Units and Incentive Distribution Rights, representing additional limited partner interests in the Partnership, to the Company, as well as a 2% general partner interest in the Partnership and the Operating Partnership, on a combined basis. The Company will make a dividend of such Common Units, Subordinated Units and Incentive Distribution Rights to its parent, Ferrell. Concurrent with the closing of the sale of the Common Units to the public, the Operating Partnership will issue approximately $250,000,000 aggregate principal amount of Senior Notes due 2001 (the "Senior Notes").

     The Operating Partnership will assume the payment obligations of the Company under the Series A and Series C Floating Rate Senior Notes due 1996 (the "Existing Floating Rate Senior Notes"), the Series B and Series D Fixed Rate Senior Notes (the "Existing Fixed Rate Senior Notes" together with the Existing Floating Rate Senior Notes the "Existing Senior Notes")
     and          the         11         5/8%         Senior
     Subordinated Debentures (the "Existing Subordinated Debentures"). Substantially all of this long-term debt will be retired with the net proceeds from the sale by the Partnership of the Common Units and the net proceeds from the issuance of the Senior Notes to be issued by the Operating Partnership concurrently with the closing of the offering of the Common Units.

     Concurrent with the closing of the offering of the Common Units, the Company will consummate a tender offer and consent solicitation with respect to the Existing Subordinated Debentures. The consent solicitation is necessary to modify the indenture related to the Existing Subordinated Debentures in order to permit the Company to consummate the transactions contemplated in the offering of the Common Units. All of the tendered Existing Subordinated Debentures will be retired by the Operating
     Partnership, as described above. The Operating Partnership will agree with the Company to be primarily responsible for the payment obligations of the Company with respect to any Existing Subordinated Debentures that are not tendered.

     Concurrent with the closing of the offering of the Common Units, the Company will mail to the holders of the Existing Senior Notes a notice of redemption of all outstanding Existing Senior Notes, pursuant to the optional redemption provisions of the indenture governing the Existing Senior Notes (the "Existing Senior Notes Indenture"). The redemption date will be 30 days after the date of mailing such notice. The Existing Senior Notes Indenture provides for a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date plus, in the case of the Existing Fixed Rate Notes, a premium which is based on certain yield information for U.S. Treasury securities as of three business days prior to the redemption date. The Operating Partnership will deposit with the trustee on the date of closing of the offering of the Common Units an amount expected to be more than sufficient to pay the redemption price. As a result of the contemplated transactions during the 30-day period prior to the redemption date, an event of default will exist under the Existing Senior Notes Indenture. The holders of at least 25% of the principal amount of the Existing Senior Notes, therefore, will be entitled, by notice to the Company and the trustee, to declare the unpaid principal of, and accrued and unpaid interest and the applicable premium on, the Existing Senior Notes to be immediately due and payable. In the event of such a redemption, the amount already deposited by the Operating Partnership in payment of the redemption price would be applied to pay the amount so declared immediately due and payable.

C. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

D. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1994 and 1993, are not necessarily indicative of the results to be expected for a full year.



E. The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate principally to the purchase price allocations for an acquisition made during 1987. The IRS has proposed to disallow $61 million of deductions taken or to be taken for depreciation of customer tanks for which the Company asserts the methods and principles used during the valuation of the customer tanks are defensible. Also, the IRS has proposed to disallow $90 million of deductions for amortization of customer relationships taken or to be taken on the Company's consolidated income tax returns. On April 20, 1993, the United States Supreme Court held in Newark Morning Ledger v. United States that a taxpayer may amortize customer based intangibles if that taxpayer can prove such intangibles are capable of being valued and the value diminishes over time. The Company contends it has met this burden of proof and feels this recent Supreme Court decision supports the positions taken during the Company's allocation of purchase price to customer relationships. The Company intends to vigorously defend against these proposed adjustments and is in the process of protesting these adjustments through the appeals process of the IRS. At this time, it is not possible to determine the ultimate resolution of this matter.

F. In its previously issued consolidated financial statements, the Company did not record the compensation expense related to the Ferrell Companies, Inc. Long-Term Incentive Plan (the "Plan"). Such charges (credits) and the resulting liabilities were previously recorded by Ferrell. The 1993 consolidated financial statements have been restated to reflect compensation charges (credits), net of income taxes, pursuant to the Plan and any corresponding capital transaction with Ferrell. The following is a summary of the principal effects of the restatement:

                       			    Three months ended    Nine months ended
                       			      April 30, 1993        April 30, 1993
                            				As                     As
                      		    Previously     As      Previously    As
                      		     Reported   Restated    Reported   Restated
[S]                           [C]       [C]        [C]         [C]
Summary of operations:
Interest income               $  990    $  925     $ 2,508     $ 2,333
Earnings before income taxes   7,294     7,229      21,213      21,038
Income tax expense             2,847     2,822       8,320       8,253
Net earnings                   4,447     4,407      12,893      12,785
[/FN]

FERRELL COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands except for share data)
                                          						    April 30,     July 31,
                                          						      1994          1993
		      ASSETS                                     (unaudited)   (audited)
Current Assets:
  Cash and cash equivalents                           $61,806     $32,914
  Short-term investments                               29,345      25,040
  Accounts and notes receivable                        56,420      52,864
  Inventories                                          29,781      23,652
  Prepaid expenses and other current assets             3,296       1,903
    Total Current Assets                              180,648     136,373

  Property, plant and equipment                       295,474     303,867
  Intangible assets                                    65,569      72,537
  Other assets                                         23,052      22,877
  Deferred income taxes                                     -       2,421
    Total Assets                                     $564,743    $538,075


    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                    $34,372     $32,946
  Current portion of long-term debt                     1,486       1,951
  Accrued interest expense                             17,237      10,374
  Other current liabilities                            19,829      17,533
    Total Current Liabilities                          72,924      62,804

  Long-term debt                                      476,471     489,589
  Other liabilities                                    13,131      12,180
  Deferred income taxes                                 9,558           -

Stockholders' Deficit:
  Class A common stock, no par value;
    3,550,000 shares authorized; 2,573,100 shares         211         211
issued
  Class M common stock, $.01 par value;
    30,000 shares authorized; 15,490 shares                 -           -
issued
  Additional paid-in capital                              751         826
  Accumulated deficit                                  (8,303)    (27,535)
    Total Stockholders' Deficit                        (7,341)    (26,498)
    Total Liabilities and Stockholders' Deficit      $564,743    $538,075

See notes to consolidated financial statements.


FERRELL COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands except per share data)
(unaudited)
                                   				  For the three months ended
                                   					   April 30,     April 30,
                                   					     1994          1993
                                         						       (as restated)
Revenues:
  Gas liquids and related product sales    $140,606      $156,097
  Other                                       5,737         4,209
    Total Revenues                          146,343       160,306

Costs and expenses:
  Cost of product sold                       73,347        87,050
  Operating                                  38,761        40,257
  Depreciation and amortization               6,910         7,601
  General and administrative                  2,340         2,492
  Vehicle leases                              1,059         1,271
    Total costs and expenses                122,417       138,671

Operating income:                            23,926        21,635

  Loss on disposal of assets                   (478)         (428)
  Interest income                             1,065           952
  Interest expense                          (14,409)      (14,933)
  Earnings before income taxes
     and extraordinary loss                  10,104         7,226

  Income tax expense                          3,862         2,821
  Earnings before extraordinary loss          6,242         4,405

Loss on early extinguishment of
     debt, net of $531 tax benefit              867             -

Net earnings                                 $5,375        $4,405

Net earnings (loss) per common share:
Earnings before extraordinary loss            $2.40         $1.68
Extraordinary loss                            (0.33)            -
  Net earnings per share                      $2.07         $1.68

See notes to consolidated financial statements.


FERRELL COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(in thousands)
(unaudited)
                                   					  For the nine months ended
                                					       April 30,     April 30,
                                    					     1994          1993
						                                                (as restated)
Revenues:
  Gas liquids and related product sales    $430,401      $448,269
  Other                                      20,081        20,039
    Total Revenues                          450,482       468,308

Costs and expenses:
  Cost of product sold                      229,326       256,736
  Operating                                 112,687       112,553
  Depreciation and amortization              21,688        23,238
  General and administrative                  8,428         7,631
  Vehicle leases                              3,203         3,682
    Total costs and expenses                375,332       403,840

Operating income:                            75,150        64,468

  Loss on disposal of assets                   (888)         (947)
  Interest income                             2,742         2,467
  Interest expense                          (44,234)      (44,952)
  Earnings before income taxes
     and extraordinary loss                  32,770        21,036

  Income tax expense                         12,628         8,252
  Earnings before extraordinary loss         20,142        12,784

Loss on early extinguishment of
     debt, net of $531 tax benefit              867             -

Net earnings                                $19,275       $12,784

Net earnings (loss) per common share:
Earnings before extraordinary loss            $7.76         $4.85
Extraordinary loss                            (0.33)            -
  Net earnings per share                      $7.43         $4.85

See notes to consolidated financial statements.


FERRELL COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
                                      					   For the nine months ended
                                     					     April 30,     April 30,
                                     					       1994          1993
	                                                  						 (as restated)
Cash Flows From Operating Activities:
 Earnings before extraordinary loss             $20,142       $12,784
 Reconciliation of earnings to net
  cash from operating activities:
  Depreciation and amortization                  21,688        23,238
  Other                                           4,127         4,664
  Decrease (increase) in assets:
    Accounts and notes receivable                (4,487)       (4,014)
    Inventories                                  (6,129)       13,730
    Prepaid expenses and other current assets    (1,393)        1,702

Increase (decrease) in liabilities:
    Accounts payable                              1,426       (23,323)
    Other current liabilities                     9,653        11,845
    Other liabilities                               802        (1,977)
    Deferred income taxes                        12,510         7,694
 Net cash provided by operating activities       58,339        46,343

Cash Flows From Investing Activities:
 Net short-term investment activity              (4,305)      (25,894)
 Capital expenditures                            (8,330)      (11,816)
 Proceeds from asset sales                          643         1,670
 Additions to intangibles                           (62)            -
 Net reductions (additions) to other assets        (262)           69
      Net cash used by investing activities     (12,316)      (35,971)

Cash Flows From Financing Activities:
 Reductions to long-term debt                   (13,521)       (1,885)
 Additional payments to retire debt              (1,190)            -
 Additions to financing costs                       (53)          (24)
 Reacquisition of Class B redeemable
    common stock                                      -        (3,320)
 Proceeds from issuance of Class M common
    common stock                                    142           527
 Reacquisition of Class M common stock             (260)          (48)
 Net advances to related party                   (2,249)          585
      Net cash used by financing activities     (17,131)       (4,165)

Increase in Cash & Cash Equivalents              28,892         6,207
Cash and cash equivalents - beginning of year    32,914        28,151
Cash and Cash Equivalents - End of Period       $61,806       $34,358

See notes to consolidated financial statements.

[FN]
FERRELL COMPANIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 1994 AND 1993
(unaudited)


A. Reference should be made to the Notes to Consolidated Financial Statements for the fiscal years ending July 31, 1993, 1992 and 1991, included in the Ferrell Companies, Inc. and subsidiaries (the "Company") annual financial statements on Form 10-K (Commission File No. 33-38482) filed with the SEC.

B. Ferrellgas Partners, L.P. (the "Partnership"), was formed, April 19, 1994, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of Ferrellgas, Inc. and subsidiaries ("Ferrellgas"). In order to simplify the Partnership's obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership's activities will be conducted through a subsidiary operating partnership, Ferrellgas, L.P. (the "Operating Partnership"). Ferrellgas will convey substantially all of its assets to the Partnership (excluding cash, payables to or receivables from affiliates and Ferrell Companies, Inc. ("Ferrell") and an investment in the Class B Stock of Ferrell) and all liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The Partnership has not commenced operations.

     The Partnership intends to publicly offer 13,100,000 Common Units, representing limited partner interests in the Partnership, to third parties and to concurrently issue Common Units, Subordinated Units and Incentive Distribution Rights, representing additional limited partner interests in the Partnership, to Ferrellgas, as well as a 2% general partner interest in the Partnership and the Operating Partnership, on a combined basis. Ferrellgas will make a dividend of such Common Units, Subordinated Units and Incentive
     Distribution Rights to Ferrell. Concurrent with the closing of the sale of the Common Units to the public, the Operating Partnership will issue approximately $250,000,000 aggregate principal amount of Senior Notes due 2001 (the "Senior Notes").

     The Operating Partnership will assume the payment obligations of Ferrellgas under the Series A and Series C Floating Rate Senior Notes due 1996 (the "Existing Floating Rate Senior Notes"), the Series B and Series D Fixed Rate Senior Notes (the "Existing Fixed Rate Senior Notes" together with the Existing Floating Rate Senior Notes the "Existing Senior Notes") and the 11 5/8% Senior Subordinated Debentures (the "Existing Subordinated Debentures"). Substantially all of this long-term debt will be retired with the net proceeds from the sale by the Partnership of the Common Units and the net proceeds from the issuance of the Senior Notes to be issued by the Operating Partnership concurrently with the closing of the offering of the Common Units.

     Concurrent with the closing of the offering of the Common Units, Ferrellgas will consummate a tender offer and consent solicitation with respect to the Existing Subordinated Debentures. The consent solicitation is necessary to modify the indenture related to the Existing Subordinated Debentures in order to permit Ferrellgas to consummate the transactions contemplated in the offering of the Common Units. All of the tendered Existing Subordinated Debentures will be retired by the Operating Partnership, as described above. The Operating Partnership will agree with Ferrellgas to be primarily responsible for the payment obligations of Ferrellgas with respect to any Existing Subordinated Debentures that are not tendered.

     Concurrent with the closing of the offering of the Common Units, Ferrellgas will mail to the holders of the Existing Senior Notes a notice of redemption of all outstanding Existing Senior Notes, pursuant to the optional redemption provisions of the indenture governing the Existing Senior Notes (the "Existing Senior Notes Indenture"). The redemption date will be 30 days after the date of mailing such notice. The Existing Senior Notes Indenture provides for a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date plus, in the case of the Existing Fixed Rate Notes, a premium which is based on certain yield information for U.S. Treasury securities as of three business days prior to the redemption date. The Operating Partnership will deposit with the trustee on the date of closing of the offering of the Common Units an amount expected to be more than sufficient to pay the redemption price. As a result of the contemplated transactions during the 30-day period prior to the redemption date, an event of default will exist under the Existing Senior Notes Indenture. The holders of at least 25% of the principal amount of the Existing Senior Notes, therefore, will be entitled, by notice to Ferrellgas and the trustee, to declare the unpaid principal of, and accrued and unpaid interest and the applicable premium on, the Existing Senior Notes to be immediately due and payable. In the event of such a redemption, the amount already deposited by the Operating Partnership in payment of the redemption price would be applied to pay the amount so declared immediately due and payable.

C. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.


D. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1994 and 1993, are not necessarily indicative of the results to be expected for a full year.


E. The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate principally to the purchase price allocations for an acquisition made during 1987. The IRS has proposed to disallow $61 million of deductions taken or to be taken for depreciation of customer tanks for which the Company asserts the methods and principles used during the valuation of the customer tanks are defensible. Also, the IRS has proposed to disallow $90 million of deductions for amortization of customer relationships taken or to be taken on the Company's consolidated income tax returns. On April 20, 1993, the United States Supreme Court held in Newark Morning Ledger v. United States that a taxpayer may amortize customer based intangibles if that taxpayer can prove such intangibles are capable of being valued and the value diminishes over time. The Company contends it has met this burden of proof and feels this recent Supreme Court decision supports the positions taken during the Company's allocation of purchase price to customer relationships. The Company intends to vigorously defend against these proposed adjustments and is in the process of protesting these adjustments through the appeals process of the IRS. At this time, it is not possible to determine the ultimate resolution of this matter.

F. The Company has determined that the estimated value of the Ferrell Companies, Inc. Long-Term Incentive Plan and the corresponding compensation expense recorded in its previously issued 1993 consolidated financial statements were understated. Accordingly, the consolidated financial statements for 1993 have been restated. The following is a summary of the principal effects of the restatement:

                     			 Three months ended     Nine months ended
                      			   April 30, 1993       April 30, 1993
                     	 		     As                   As
                     		  Previously    As      Previously    As
                      		  Reported  Restated    Reported  Restated
  [S]                     [C]       [C]         [C]        [C]
  Summary of operations:
  Costs and expenses      $138,671  $138,671    $402,916   $403,840
  Operating income          21,635    21,635      65,392    64,468
  Income tax expense         7,226     7,226       8,603     8,252
  Net earnings               4,405     4,405      13,357    12,784
  Net earnings per share     $1.68     $1.68       $5.06     $4.85
[/FN]

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

Results of Operations - the Company

   The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1994, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended April 30, 1994 vs. April 30, 1993

    Total Revenues. Total revenues decreased 8.7% to $146,341,000 as compared with $160,306,000 for the prior period. The overall decrease is attributable to revenues from retail operations decreasing 6.1% to $128,716,000 and by other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) decreasing 24% to $17,625,000.

   The decrease in revenues from retail operations results primarily from decreases in sales volume and selling price. The decrease in sales volume is due to warmer temperatures than that which existed in the prior period while the decrease in selling price is due to lower product cost. The decrease in selling price and gallons sold, excluding the effects of acquisitions, decreased revenue by $6,158,000 and $3,032,000, respectively. Fiscal year 1994 and 1993 acquisitions increased revenues by $506,000.

   The  decrease  in other operations revenue  is  primarily
attributable to wholesale propane marketing's decreased product cost and sales volume as discussed previously for retail operations and to chemical feedstocks decreased product availability. These decreases are offset by increased net trading results due to increased market volatility relative to the prior period.

   Gross Profit. Gross profit decreased 0.4% to $72,994,000 as compared with $73,256,000, for the prior period, primarily due to a decrease in retail operations gross profit due to decreased sales volume as discussed previously and normal fluctuations in the Company's product mix. These decreases are offset by an increase in net trading results due to increased market volatility relative to the prior period.

   Operating Expense. Operating expenses decreased 3.7% to $38,761,000 as compared with $40,257,000, for the prior period, due to a decrease in general liability and worker's compensation expense due to improved claims administration and a decrease in sales and use tax audit assessments.
These decreases are primarily offset by an increase in incentive compensation, variable labor, overtime, and property repair expenses.

    General and Administrative Expenses. General and administrative expenses decreased 7.1% to $2,256,000 as compared with $2,428,000 for the prior period due primarily to increased capitalization of internal software development costs.

    Depreciation and Amortization. Depreciation expense decreased 9.1% to $6,910,000 as compared with $7,601,000 for the prior period due primarily to extending the useful life of the Company's vehicles beyond the depreciable life and to the reduction in the number of Company owned vehicles.

  Net Interest Expense. Net interest expense decreased 5.2% to $13,311,000 as compared with $14,042,000 for the prior period due to the reacquisition of $11,900,000 and $10,500,000 of senior notes in the third quarter of fiscal year 1994 and the fourth quarter of fiscal year 1993, respectively, offset by increased non-cash amortization of financing costs.

   Net Earnings. Net earnings increased 23.6% to $5,446,000 as compared with $4,407,000 for the prior period primarily due to the decrease in operating, general and administrative, and net interest expenses offset by the extraordinary loss from early extinguishment of debt.

Nine Months Ended April 30, 1994 vs. April 30, 1993

    Total Revenues. Total revenues decreased 3.8% to $450,477,000 as compared with $468,302,000 for the prior period. The overall decrease is attributable to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) decreasing 23.1% to $56,237,000 and revenues from retail operations decreasing 0.2% to $394,240,000.

    The decrease in revenues from other operations is primarily due to higher sales of chemical feedstocks in the prior period resulting from sales of chemical feedstocks that were designated for storage but were sold due to prior period storage limitations. Additional decreases are the result of lower product cost and sales volume for wholesale propane marketing and decreased net trading results due to reduced market volatility relative to the prior period.

   The decrease in revenues from retail operations is primarily due to a decrease in selling price offset by an increase in sales volume due to cooler temperatures than that which existed in the prior period. The volume of gallons sold, excluding acquisitions, increased revenues by $3,339,000. Fiscal year 1994 and 1993 acquisitions increased revenues in the nine months ended, April 30, 1994, by $1,659,000. These increases are offset by a $6,775,000 decrease in sales price due to lower product costs.

  Gross Profit. Gross profit increased 4.5% to $221,151,000 as compared with $211,566,000 for the prior period, primarily due to an increase in retail operations gross profit. Retail operations results improved due to increased sales volume as discussed previously and to margin increases as a result of favorable changes in the competitive pressures of the industry and to normal fluctuations in the Company's product mix.

   Operating Expense. Operating expenses increased 0.1% to $112,687,000 as compared with $112,553,000, for the prior period, primarily due to i) an increase in incentive compensation expense and ii) an increase in overtime, variable labor and vehicle expenses due to increased sales volume. These increases are primarily offset by a decrease in general liability and worker's compensation expense due to improved claims administration and a decrease in sales and use tax audit assessments.

    General and Administrative Expenses. General and administrative expenses increased 10.1% to $8,128,000 as compared with $7,385,000 for the prior period due to increased incentive compensation expense. This increase is primarily offset by a reduction in facilities rent due to the purchase of the Liberty, Missouri, corporate offices in the second and third quarters of fiscal year 1993.

    Depreciation and Amortization. Depreciation expense decreased 6.7% to $21,688,000 as compared with $23,238,000 for the prior period due primarily to extending the life of the Company's vehicles beyond the depreciable life and to the reduction in the number of Company owned vehicles.

  Net Interest Expense. Net interest expense decreased 3.0% to $41,442,000 as compared with $42,723,000 for the prior period due to the reacquisition of $11,900,000 and $10,500,000 of senior notes in the third quarter of fiscal year 1994 and the fourth quarter of fiscal year 1993, respectively, offset by increased non-cash amortization of financing costs.

  Net Earnings. Net earnings increased 52.4% to $19,489,000 as compared with $12,785,000 for the prior period primarily due to the increase in retail operations sales volume and margins offset by increased operating and general and administrative expenses and the fiscal year 1994 extraordinary loss from early extinguishment of debt.

Liquidity and Capital Resources - the Company

   For the nine months ended April 30, 1994, the Company's cash flow provided by operations (as measured by operating income before depreciation and amortization) was $97,133,000, which was sufficient to (i) make interest payments and required reductions to existing debt and (ii) make purchases of property, plant and equipment.

   Cash Flows From Operating Activities. Cash provided by operating activities increased to $58,246,000 for the nine months ended April 30, 1994, as compared with $46,951,000 for the prior period. This increase is primarily attributable to an increase in net earnings and accounts payable offset by an increase in inventory.

   Cash Flows From Investing Activities. During the nine months ended April 30, 1994, the Company made aggregate property, plant and equipment and other acquisition expenditures of $8,417,000. Total capital expenditures are essentially governed by the cash interest coverage ratio covenants contained in the various debt agreements. These covenants limit capital expenditures depending upon the amount of cash flow and cash interest expense of the Company.

   The Company maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The Company believes vehicle leasing is a cost effective method for obtaining transportation capacity. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Company's principal physical assets, are generally long.

   The Company invested in United States Treasury Bills and U.S. Government obligations with remaining maturities, as of April 30, 1994, ranging from four to ten months. These investments are presented as short-term investments in the Company's consolidated financial statements.

   Cash Flows From Financing Activities. In the third quarter of fiscal year 1994, the Company reacquired $11,900,000 of the fixed rate senior notes, at an aggregate price of 110% of face value, together with accrued interest. The early extinguishment of senior notes resulted in an extraordinary loss from debt premium and write-off of financing costs of approximately $867,000, net of income tax benefit of $531,000.

   The Company currently has a $50,000,000 bank credit facility that provides for a working capital facility and a letter of credit facility. The facilities terminate July 31, 1995. At April 30, 1994, there were no borrowings outstanding under the working capital facility and letters of credit outstanding under the letter of credit facility, which are primarily used to secure obligations under certain insurance and leasing arrangements, totaled $32,778,000, resulting in an available bank credit facility of $17,222,000. The Company does not have any significant commitments for fixed asset acquisitions, unusual working capital commitments or contingent liabilities that might materially affect short-term or long-term liquidity.

   Effects of Inflation. In the past the Company has been able to adjust its sales price of product in response to market demand, cost of product, competitive factors and other industry trends. Consequently, changing prices as a result of inflationary pressures has not had a material adverse effect on profitability although revenues may be affected. Inflation has not materially impacted the results of operations and the Company does not believe normal inflationary pressures will have a material adverse effect on the profitability of the Company in the future.

    Adoption of New Accounting Standards. The Company provides certain medical benefits to a closed group of retired employees and their spouses. Effective, August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Post
Retirement Benefits Other Than Pensions. The Company elected to amortize the accumulated obligation for postretirement benefits over a period not to exceed the remaining life expectancy of the plan participants (since all of the plan participants are retired). The cumulative effect and the effect on operations for the nine months ended April 30, 1994, which result from adoption of the standard were not material.

   The  Financial  Accounting  Standards  Board  has  issued
Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits which is effective for fiscal years beginning after December 15, 1993. This statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The Company does not believe that adoption of the statement will have a material impact on the financial condition or results of operations of the Company.

   The  Financial  Accounting  Standards  Board  has  issued
Statement  of  Financial  Accounting  Standards  No.  115  -
Accounting for Certain Investments in Debt and Equity Securities, which is effective for fiscal years beginning after December 15, 1993. The statement addresses the accounting and reporting for certain investments in debt and equity securities and expands the use of value accounting for those securities but retains the use of the amortized cost method for investments that the Company has the positive intent and ability to hold to maturity. The Company does not believe that the adoption of this statement will have a material effect on the results of operations or financial condition of the Company.

Pro Forma Financial Condition

   The Company currently anticipates that the transactions described in Note B to the Financial Statements will be completed during its fourth fiscal quarter. Upon the consummation of such transaction, the Partnership will own and operate the propane business and substantially all of the assets of the Company. In connection with the acquisition of such business and assets, the Partnership will assume all of the liabilities, whether known or unknown, associated with such business and assets (other than income tax liabilities).

   The ability of the Partnership to satisfy its obligations will be dependent upon future performance, which will be subject to prevailing economic conditions and to financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by future operations, existing cash balances and the working capital facility. The Partnership may incur additional indebtedness in order to fund possible future acquisitions.

  The Senior Notes. The following is a summary of the terms of the Senior Notes, which will be issued pursuant to an Indenture (the "Indenture"). The Senior Notes will be unsecured general obligations of the Operating Partnership and will be recourse to the General Partner in its capacity as the general partner of the Operating Partnership. The Senior Notes will mature in 2001 and will not require any mandatory redemption or sinking fund payment prior to maturity. The Senior Notes are redeemable at the option of the Operating Partnership, in whole or in part, at any time on or after four years from issuance at redemption prices specified in the Indenture, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain events constituting a "Change of Control" (as defined in the Indenture), including if James E. Ferrell or his affiliates do not control the Company, other than in certain limited circumstances, holders of the Senior Notes will have the right to require the Operating Partnership to purchase each such holder's Senior Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

   The Indenture will contain customary covenants applicable to the Operating Partnership and its subsidiaries, including limitations on the ability of the Operating Partnership and its subsidiaries to, among other things, incur additional indebtedness (other than certain permitted indebtedness) and issue preferred interests, create liens, incur dividend and other payment restrictions affecting subsidiaries, enter into mergers, consolidations or sales of all or substantially all assets, make asset sales and enter into transactions with affiliates. Under the Indenture, the Operating Partnership will be permitted to make cash distributions in an amount in such fiscal quarter not to exceed Available Cash of the Operating Partnership (as defined in the Indenture) for the immediately preceding fiscal quarter. Such restrictions are not anticipated to preclude the Partnership from making distributions of at least the Minimum Quarterly Distribution on all Common Units in each quarter during the Subordination Period. In addition, the Operating Partnership will be prohibited from making any distribution to the Partnership if a default or event of default exists or would exist upon making such distribution or if it fails to meet the cash flow coverage test set forth therein.

   Credit Facility. Immediately prior to the closing of the transactions, the Operating Partnership expects to enter into a three year unsecured credit facility (the "Credit Facility") with a group of commercial banks, providing a maximum $185 million commitment for borrowings and letters of credit. The Credit Facility will consist of (i) a $100 million revolving line of credit which will be available to fund working capital requirements, of which up to $50 million will be available to issue standby and commercial letters of credit, and (ii) and $85 million revolving credit and term facility (the "Capital Facility"), of which up to $25 million will be on a non-revolving term basis and will be available to retire existing indebtedness of Ferrellgas upon the closing of the transactions, and the remainder will be available on a revolving basis for possible future acquisitions and other expansive activities. In connection with the transactions to be consummated at the closing of the Transactions, the Operating Partnership expects to borrow approximately $10 million under the Credit Facility to establish an initial cash balance of $20 million. Any unused portion of the $25 million tranche will become available under the revolving Capital Facility. At the end of the three year term, borrowings outstanding under the Capital Facility may be converted, at the option of the borrower, into a three year term loan which will amortize in twelve equal quarterly principal installments beginning on September 30, 1997. At the Operating Partnership's option, amounts outstanding under the Credit Facility will bear interest based on the reserve-adjusted LIBOR plus a margin percentage of the agent bank's reference rate and the current Federal Funds Rate plus 1/2%.

  Entering into the Credit Facility is conditioned on, among other things, the successful public offering of the Common Units and the Senior Notes, the cancellation of Ferrellgas' current $50 million revolving credit facility, and the execution of satisfactory documentation. The Credit Facility will contain covenants and default provisions usual and customary to similar credit facilities, which covenants and default provisions are anticipated to be similar to those for the Senior Notes.

Results  of  Operations, Liquidity and Capital  Resources  -
Ferrell

      Virtually all of Ferrell's operating activities occur through its subsidiaries. Ferrell's principal assets consist almost entirely of its ownership of the stock of its subsidiaries. The results of Ferrell's operations are, therefore, largely determined by the results of operations of its principal operating subsidiary, the Company. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS as it relates to the Company.


  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
	  None.

ITEM 2.   CHANGES IN SECURITIES.
	  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
	  None.

ITEM  4.    SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS.
	  None.

ITEM 5.   OTHER INFORMATION
	  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

	  The  exhibits  listed on the accompanying  Exhibit
	  Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K that are not listed are not applicable.

     (b)  Reports on Form 8-K.

	  Reports  on Form 8-K were filed on May 3  and  11,
	  1994  and  are  incorporated herein by  reference.
	  The contents of the reports are summarized below:

	  In a Form 8-K report filed May 3, 1994, the Registrants reported that the Company, acting as general partner of Ferrellgas Partners, L.P. (the "Partnership") and Ferrellgas, L.P. (the "Operating Partnership"), two newly formed Delaware limited partnerships, caused to be filed with the Securities and Exchange Commission (i) a registration statement with respect to the proposed offering of 13.1 million Common Units representing limited partner interests of the Partnership, and (ii) a registration statement with respect to the proposed offering of Senior Notes due 2001 of the Operating Partnership in the aggregate principal amount of $250 million.

	  In a Form 8-K report filed May 11, 1994, the Registrants reported that the Company commenced a tender offer (the "Offer") to purchase all of its outstanding 11 5/8% Senior Subordinated Debentures due 2003 (the "Debentures") for a cash purchase price equal to 110.5% of their principal amount, plus interest up to, but not including, the expiration date of the offer. In addition, the Company is soliciting consents (the "Solicitation") to certain proposed amendments (the "Proposed Amendments") to the Debentures for an additional payment of $20 in cash for each $1,000 principal amount of Debentures for which consents are received.

	  In a Form 8-K report filed June 6, 1994, the Registrants reported that the Company extended the expiration date of its previously announced Offer and Solicitation, described in the Form 8-K report filed May 11, 1994, to midnight New York City time, on Wednesday, June 15, 1994. No other amendments were made to the terms of the Offer or the Solicitation. In addition, the Company (after being notified by the depository that the Company had received, pursuant to the Offer, tenders and consents to the Proposed Amendments from holders representing 100% of the Debentures outstanding) announced, June 2, 1994, its intention to file the supplemental indenture providing for the Proposed Amendments.


			   SIGNATURES


	  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



				   Ferrellgas, Inc.
				   Ferrell Companies, Inc.
				   One Liberty Oil Company
				   (Registrants)



Date:       June 7, 1994        By  Danley K. Sheldon
				    Chief Financial Officer
				    and Assistant Secretary
				    (Principal Financial and
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

FERRELL COMPANIES, INC. AND SUBSIDIARIES                        EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1994 AND 1993
(in thousands except per share data)
(unaudited)

                                               							       April 30, 1993
                                					  April 30, 1994        (as restated)
                                 					 Three      Nine      Three       Nine
                                 					 Months     Months    Months      Months
                                 					 Ended      Ended     Ended       Ended
Net Earnings Per Common Share
Earnings before extraordinary loss     $6,242     $20,142    $4,405     $12,784
Extraordinary loss                       (867)       (867)        -           -
Net earnings                           $5,375     $19,275    $4,405     $12,784

Weighted average common
  stock equivalent                      2,593       2,595     2,617       2,638


Earnings before extraordinary loss      $2.40       $7.76     $1.68       $4.85
Extraordinary loss                       (.33)       (.33)        -           -
Net earnings per common share            2.07       $7.43     $1.68       $4.85


Common Stock Equivalents
Class A Common Stock                    2,573       2,573     2,573       2,573
Class B Common Stock                        - A)        - A)     23          47
Class M Common Stock                       17          19        19          17
Unexercised Class M Options                 3           3         2           1
Weighted Average Common
  Stock Equivalents                     2,593       2,595     2,617       2,638

    A) The final outstanding Class B redeemable common stock shares were purchased by Ferrellgas in the third quarter of fiscal year 1993.
